Form 10-Q
period 2006-12-31
Asia Link, Inc.
filed 2007-02-13
CIK 1377201

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended December 31, 2006

[   ] TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the transition period from

Commission File No. _____________

Asia Link, Inc.
(Name of Small Business Issuer in its charter)

Colorado
-------------------
(State or other jurisdiction of
(I.R.S. employer
incorporation or formation)
identification number)

3755 Avocado Blvd, #229
La Mesa, CA 91941
 (Address of principal executive offices) (Zip Code)

Issuer?s telephone number: (619) 659-8297
Issuer?s facsimile number: (619) 399-5900

No change
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
Asia Link, Inc.
3755 Avocado Blvd., #229
La Mesa, CA 91941

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell
company (as defined in Rule 12b-2 of the Exchange Act). Yes
[X] No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2006:
5,000,000 shares of common stock.


ASIA LINK, INC.

FINANCIAL STATEMENTS
(Unaudited)

December 31, 2006


ASIA LINK, INC.
(A Development Stage Enterprise)
INDEX TO INTERIM AND UNAUDITED FINANCIAL
STATEMENTS
December 31, 2006
(Unaudited)


Page


Financial Statements



Balance Sheets
F?1


Statements of Operations
F?2


Statements of Stockholder?s Equity
F?3


Statements of Cash Flows
F?4




Notes to Financial Statements
F?5 ?
F?6


ASIA LINK, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED BALANCE SHEETS
December 31, 2006



December
31, 2006

June
30,
2006



(Unaudited)









ASSETS















 Total assets

$
-

$
-









LIABILITIES AND STOCKHOLDER'S
EQUITY















Commitment and contingencies

$
-

$
-









Stockholder's equity


-


-

Preferred stock, $.001 par value,







 authorized 20,000,000 shares, none
issued







Common stock, $.001 par value,







 authorized 100,000,000 shares,


($5,000)


5,000

 5,000,000 issued and outstanding







Additional paid in capital


-


-

Deficit accumulated during the
development stage


-


-









 Total stockholder's equity















 Total liabilities and stockholder's equity


-


-











$
-

$
-


The accompanying notes are an integral part of these financial statements

ASIA LINK, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF
OPERATIONS
(Unaudited)

 Income

For the
three
months
ended
December
31, 2006

      For the period
D             December
29, 2005
             (Inception)
through
              December
31, 2006







Revenue

$
-

$
-

Expenses

$
-

$
-

General and Administrative


-

$
5,000

Total Expenses

$
-

$

($5,000)

Net Loss







Net loss per share (basic and diluted)

$
-

$
 (0.005)

Weighted average shares outstanding
(basic and diluted)


5,000


5,000


The accompanying notes are an integral part of these financial statements

ASIA LINK, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF
CHANGES IN STOCKHOLDER?S EQUITY
For the period from December 29, 2005 (Inception) to
December 31, 2006
(Unaudited)





Additional
Paid-in
Capital
Deficit
accumulated
Total


Common Stock





Shares
Amount



Issuance of Common Stock







Balance December 29, 2005

0
0
0
0

0
Shares issued in Lieu of Services,
January 1, 2006

5,000,000
$5,000.00
$0.00
$0.00

$5,000.00








Net Loss




($5,000.00)

($5,000.00)
Balance December 31, 2006

5,000,000
$5,000.00
$0.00
($5,000.00)

0.00








		 	 	Additional Paid-in Capital 	Deficit accumulated 	Total




The accompanying notes are an integral part of these financial statements

ASIA LINK, INC.
(a corporation in the development stage)
INTERIM AND UNAUDITED STATEMENTS OF CASH
FLOWS
(Unaudited)



For the
three
months
ended
December
31, 2006

For the
period
December
29, 2005
(Inception)
through
December
31, 2006







Cash flows from investing activities







Net Loss

$
-

$
(5,000)









 Cash flows used in operating
activities


-


(5,000)









Cash flows from financing activities







Proceeds from issues of common
shares


-


$5,000









 Cash flows provided by financing
activities


-


$5,000









Net increase in cash


-


-









Cash, beginning of period


-


-









Cash, end of period

$
-

$
-









SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:







Cash paid during the period for:







Interest


-


-

Income taxes


-


-



The accompanying notes are an integral part of these financial statements

ASIA LINK, INC.
(A Development Stage Enterprise)
NOTES TO INTERIM AND UNAUDITED FINANCIAL
STATEMENTS
December 31, 2006

NOTE 1 - Organization and Significant Accounting Policies

Nature of Operations

Asia Link, Inc. (?the Company?) was incorporated in the State of Colorado on December 29, 2005 and has been inactive since inception. The company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. It is currently in its development stage.

As a blank check company, the Company?s business is to pursue a business combination through acquisition, or merger with, an existing company. As of the date of the financial statements, the Company has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Since inception, the Company has been engaged in organizational efforts.

Basis of Accounting:

The Company?s financial statements are prepared in accordance with U.S. generally accepted accounting principles.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

BASIS OF PRESENTATION - DEVELOPMENT STAGE
COMPANY

The Company has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7
("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

ACCOUNTING METHOD

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on June 30.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109),
Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended December 31, 2006.

BASIC EARNINGS (LOSS) PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings
Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective July 20, 2006 (inception).

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.


Loss per Common Share

Loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period as required by the Financial
Accounting Standards Board (FASB) under Statement of
Financial Accounting Standards (SFAS) No. 128.

NOTE 3 - PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of preferred stock. The Preferred Stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

NOTE 4 - COMMON STOCK

The Company is authorized to issue 100,000,000 shares of Company Stock. On January 1, 2006, the Company issued
5,000,000 shares of Common Stock for total consideration of $5,000 to the sole shareholder of the Company.

Holders of shares of Common Stock shall be entitled to cast one vote for each share held at all stockholders? meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

NOTE 5 - GOING CONCERN

The Company?s financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of the date of these financial statements, the Company has made no efforts to identify a possible business combination.

The Company?s shareholder shall fund the Company?s activities while the Company takes steps to locate and negotiate with a business entity through acquisition, or merger with, an existing company; however, there can be no assurance these activities will be successful.

NOTE 6 -  SHAREHOLDER'S EQUITY

On January 1, 2006, the Board of Directors issued 5,000,000 shares of common stock for $5,000 in services to the founding shareholder of the Company to fund organizational start-up costs.

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2006:

   - Common stock, $ 0.001 par value: 100,000,000 shares authorized;
       5,000,000 shares issued and outstanding;

   - Preferred stock, $ 0.001 par value: 20,000,000 shares authorized; but not issued and outstanding.



Item 2. Management's Discussion and Analysis of Financial
Conditions and Results of Operations Plan of Operation

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

The Company has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance. However, if the Company cannot effect a non-cash acquisition, the Company may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the Company would obtain any such equity funding.

The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings.
Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

Results of Operation

The Company did not have any operating income nor any costs incurred from December 30, 2005 through December 31,
2006.

Liquidity and Capital Resources

At December 31, 2006, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.
Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World
Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

The Company and or shareholders will supervise the search for target companies as potential candidates for a business combination. The Company and or shareholders may pay as their own expenses any costs incurred in supervising the search for a target company. The Company and or shareholders may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the ?Certifying Officers?) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

        None

Item 3. Defaults Upon Senior Securities.

        None

Item 4. Submission of Matters to a Vote of Security
Holders.

No matter was submitted during the quarter ending December
31, 2006, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

        None

Item 6. Exhibits and Reports of Form 8-K.

        (a) Exhibits

*3.1

Certificate of Incorporation, as filed with the Colorado
Secretary of State on December 29, 2006.



*3.2

By-Laws



31.1

 Certification pursuant to Section 302 of Sarbanes
Oxley Act of 2002



32.1

 Certification pursuant to Section 906 of Sarbanes
Oxley Act of 2002

* Filed as an exhibit to the Company?s Registration Statement on Form 10-SB, as filed with the Securities and Exchange
Commission on October 4, 2006, and incorporated herein by this reference.

        (b) Reports of Form 8-K

        None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: January 30, 2007
Asia Link, Inc.
By: /s/ Norman Reed
President