Form 10-Q/A
period 2006-12-31
Asia Link, Inc.
filed 2007-03-20
CIK 1377201

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

Issuer's telephone number: (619) 659-8297
Issuer's facsimile number: (619) 399-5900

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















ASIA LINK, INC.

FINANCIAL STATEMENTS
(Unaudited)

December 31, 2006





















REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM



To the Board of Directors
  and Stockholders
Asia Link Corporation
(A Development Stage Company)
San Diego, California


	We have reviewed the accompanying condensed interim financial statements of Asia Link Corporation as of December 31, 2006, and for the three-month and six-month periods ended December 31, 2006 and for the period from date of inception (December 29, 2005) through December 31,
2006. These condensed interim financial statements are the responsibility of the Company's management.

	We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

	Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

	The accompanying condensed interim financial statements have been prepared assuming that Asia Link Corporation will continue as a going concern. As discussed in
Note 3 to the condensed interim financial statements, the Company has incurred losses that have resulted in an accumulated deficit. This condition raises substantial doubt about its ability to continue as a going concern.
Management's plans regarding this matter are also described in Note 3. The condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
  March 13, 2007












ASIA LINK, INC.
(A Development Stage Enterprise)
INDEX TO INTERIM AND UNAUDITED FINANCIAL
STATEMENTS
December 31, 2006
(Unaudited)


Page


Financial Statements



Balance Sheets
F-1


Statements of Operations
F-2


Statements of Stockholder's Equity
F-3


Statements of Cash Flows
F-4




Notes to Financial Statements
F-5 -
F-6











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


5,000


5,000

 5,000,000 issued and outstanding







Additional paid in capital


-


-

Deficit accumulated during the
development stage


(5000)


(5000)









 Total stockholder's equity















 Total liabilities and stockholder's
equity


-


-











$
-

$
-


The accompanying notes are an integral part of these financial statements

F-1








ASIA LINK, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF
OPERATIONS
(Unaudited)

 Income

For the six
months
ended
December
31, 2006

      For the period
D             December
29, 2005
             (Inception)
through
              December 31,
2006







Revenue

$
-

$
-

Expenses

$
-

$
-

General and Administrative


-

$
5,000

Total Expenses

$
-

$
  ($5,000)

Net Loss





(5000)

Net loss per share (basic and
diluted)

$


$
 (.00)

Weighted average shares
outstanding (basic and diluted)


5,000,000


5,000,000


The accompanying notes are an integral part of these financial statements

F-2





ASIA LINK, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF
CHANGES IN STOCKHOLDER'S EQUITY
For the period from December 29, 2005 (Inception) to
December 31, 2006
(Unaudited)

Additional Paid-in Capital 	Deficit accumulated
	Total
		Common Stock
Shares 	Amount
Issuance of Common Stock
Balance December 29, 20050	0	000
Shares issued in Lieu of Services, January 1, 2006  5,000,000
$5,000.00$0.00	$0.00$5,000.00

Net Loss ($5,000.00)		($5,000.00)
Balance June 30, 2006 and
   December 31, 20065,000,000$5,000.00	$0.00($5,000.00)0.00

		 	 	Additional Paid-in Capital 	Deficit accumulated 	Total


	The accompanying notes are an integral part of these financial statements
F-3

ASIA LINK, INC.
(a corporation in the development stage)
INTERIM AND UNAUDITED STATEMENTS OF CASH
FLOWS
(Unaudited)



For the
six
months
ended
December
31, 2006

For the
period
December
29, 2005
(Inception)
through
December
31, 2006







Cash flows from investing activities







Net Loss

$
-

$
(5,000)

Shares issued in lieu of Services





5000









 Cash flows used in operating
activities


-


-0-









Cash flows from financing activities







Proceeds from issues of common
shares


-


-0-









 Cash flows provided by financing
activities


-


-0-









Net increase in cash


-


-









Cash, beginning of period


-


-









Cash, end of period

$
-

$
-









SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:







Cash paid during the period for:







Interest


-


-

Income taxes


-


-



The accompanying notes are an integral part of these financial statements




F-4





ASIA LINK, INC.
(A Development Stage Enterprise)
NOTES TO INTERIM AND UNAUDITED FINANCIAL
STATEMENTS
December 31, 2006

NOTE 1 - Organization and Significant Accounting Policies

Nature of Operations

Asia Link, Inc. ("the Company") was incorporated in the State of Colorado on December 29, 2005 and has been inactive since inception. The company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. It is currently in its development stage.

As a blank check company, the Company's business is to pursue a business combination through acquisition, or merger with, an existing company. As of the date of the financial statements, the Company has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Since inception, the Company has been engaged in organizational efforts.

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company's management, are necessary to present fairly the Company's financial position as of December 31, 2006, the results of its operations for the three and six months ended December 31, 2006, and from the date of inception (December 29, 2005) through December 31, 2006, and cash flows for the six months ended December 31, 2006, and from the date of inception (December 29, 2005) through December
31, 2006.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-K to the Securities and Exchange Commission for the year ended June 30, 2006.

The results of operations and cash flows for the three and six months ended December 31, 2006 are not necessarily indicative of the results to be expected for the full year's operation.

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

NOTE 5 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of the date of these financial statements, the Company has made no efforts to identify a possible business combination.

The Company's shareholder shall fund the Company's activities while the Company takes steps to locate and negotiate with a business entity through acquisition, or merger with, an existing company; however, there can be no assurance these activities will be successful.

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






F-5

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

Liquidity and Capital Resources

At December 31, 2006, three months and six months ended, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.
Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World
Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

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

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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



31.1

 Certification pursuant to Section 302 of Sarbanes
Oxley Act of 2002



32.1

 Certification pursuant to Section 906 of Sarbanes
Oxley Act of 2002

* Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange
Commission on October 4, 2006, and incorporated herein by this reference.

        (b) Reports of Form 8-K

        None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: March 19, 2007
Asia Link, Inc.
By: /s/ Norman Reed
President



















Exhibit 31.1

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND
CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002


I, Norman Reed, certify that:

1 I have reviewed this Form 10-QSB of Asia Link, Inc.
(the "Company");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods present in this report;

4. The small business issuers other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the small business issuer and have:

        (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        (b) Designed such internal control over
financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

        (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        (d) Disclosed in this report any change in the small business issuer's internal control over financing reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
        (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

        (b) Any fraud, whether or not material, that involved management or other employees who have a significant rile in the small business issuer's internal control over financial reporting.


Dated: March 19, 2007

Asia Link, Inc.

By: /s/ Norman Reed
Chief Executive Officer and
Chief Financial Officer

































Exhibit 32.1


CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report On
Form 10-QSB of Asia Link, Inc. (the "Company") for the quarter ending December 31, 2006, I, Norman Reed, Chief Executive Officer and Chief Financial Officer of the Company hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

        1. Such Quarterly Report on Form 10-QSB for the quarter ending December 31, 2006, fully complies with the requirements of section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

        2. The information contained in such Quarterly
Report on Form 10-QSB for the quarter ending December 31, 2006, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 19, 2007

Asia Link, Inc.

By: /s/ Norman Reed
Chief Executive Officer and
Chief Financial Officer